Form 10-K
period 2017-12-31
Billion Holding Inc.
filed 2018-04-03
CIK 1709774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 000-55738

BILLION HOLDING INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1860132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Shanzhuang Rd., Xikeng, Henggang, Longgang,

Shenzhen, China 518000

(Address of principal executive offices) (zip code)

+86 755 2555 3140

(Registrant’s telephone number, including area code)

ORCHID GROVE ACQUISITION CORPORATION

(Former name)

9545 Wilshire Boulevard

Beverly Hills, California 90212

(Former Address of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” “, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company) Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: Form 10-12G filed July 7, 2017

BILLION HOLDING INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

i

PART I

Item 1. Business

Background

The Company is a development stage company and has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

Billion Holding Inc. (formerly Orchid Grove Acquisition Corporation) (the “Company” or “Billion”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

The Company was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company as part of the process toward the public trading of its stock.

In February 2018, the Company implemented a change of control by redeeming all 20,000,000 outstanding shares of existing shareholders, issuing 6,000,000 shares to two new shareholders pursuant to Section 4(a)(2) of the Securities Act of 1933 at par value per share and at a discount of $600 representing 100% of the total outstanding 6,000,000 shares of common stock, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Orchid Grove Acquisition Corporation to Billion Holding Inc.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management of the Company will pay all expenses incurred by the Company. Management does not expect any repayment for such paid expenses.

There is no assurance that the Company will ever be profitable.

Description of Property

The Company owns no real estate.

Employees

Currently the Company has no employees other than its executive officer and director who devotes approximately 90% of his time to the business of the Company.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

The Company has no properties and at the period covered by this Report has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities. At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible. As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded in the near future.

Since inception, the Company has issued securities, at par value per share, that were not registered as follows:

Date	Name	Number of Shares
May 17, 2017	James Cassidy	10,000,000
May 17, 2017	James McKillop	10,000,000
February 7, 2018	James Cassidy	(10,000,000	)*
February 7, 2018	James McKillop	(10,000,000	)*
February 8, 2018	Ming Sang Chan	5,000,000
February 8, 2018	Mark Zilin Wang	1,000,000

*       Share redemption via contribution valued at par value per share.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Billion Holding Inc. was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

Since inception the Company’s operations to the date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on January 18, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, the present management and shareholders of the Company may no longer be in control of the Company. In addition, that the officer and director of the Company may, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $9,312 for the period from May 17, 2017 (Inception) to December 31, 2017 and has an accumulated deficit of $9,312 as of December 31, 2017.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management pays all expenses incurred by the Company. There is no expectation of repayment for such expenses.

On January 8, 2018, the Company changed its name to Billion Holding Inc. On February 7, 2018, Ming Shang Chan was named President, Secretary and Chief Financial Officer of the Company.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2017 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The following table sets forth information regarding the member of the Company’s board of directors and its executive officer:

Name	Position	Year Commenced
Ming Sang Chan	President, Secretary, Chief Financial Officer, Director	2018
James Cassidy	Former President, Secretary, Director	2017*
James McKillop	Former Vice President, Director	2017*

•	Resigned on February 7, 2018

Ming Sang Chan

President, Secretary, Chief Financial Officer Director

Ming Sang Chan serves as President, Secretary, Chief Financial Officer and the sole director of the Company. Since 2004, Mr. Chan has been the director of Yida Colour Printing Limited serving customers in China, Hong Kong, Asia, Europe and North America. In 2008, Yida Colour Printing was awarded the "Foxconn Cup", the Shenzhen foreign investment enterprise sports games contribution award. In 2017, Mr. Chan founded the Shenzhen social network based Technology Development Co. Ltd. to create a resource sharing ecological circle, gathering a group of symbiotic enterprises and high-quality management personnel and a first-class design team for the formation of design, printing, post-press, product traceability and a business marketing platform all in one global service platform.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Conflicts of Interest

The officers and directors of the Company have organized and expect to organize other companies with an identical structure, purpose, officers, directors and shareholders. As such management believes there is no conflict of interest in these companies.

The other blank check company, Allyme Holding, Inc., with which management is involved is identical to Billion Holding, Inc. except for the name. As and when created, no one blank check company offers management any more favorable terms than the others. Thus, no conflict of interest arises for management between any of the blank check companies it controls.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, the Company does not have any activities or transactions that would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At the period covered by this Report, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues.

At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

Discussion of Compensation

Other than the 20,000,000 shares of common stock issued pro rata at formation to James Cassidy and James McKillop for services rendered at a cost basis of $0.0001 per share (all of which has been redeemed via contribution at a cost basis of $0.0001 per share), the Company’s officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers.

Anticipated Officer and Director Remuneration

The Company has not to date paid any compensation to any officer or director nor is any compensation owned to any officer or director as of date hereto. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Ming Sang Chan	President, Secretary, Chief Financial Officer, Director	5,000,000	83.33%
Zilin Wang	>5% Shareholder	1,000,000	16.67%

Item 13. Certain Relationships and Related Transactions and Director Independence

In May 2017, the Company issued a total of 20,000,000 shares of common stock pursuant to Section 4(a)(2) of the Securities Act at a value of $0.0001 per share for services rendered.

On February 7, 2018, the Company cancelled an aggregate of 20,000,000 of the then 20,000,000 shares of outstanding stock valued at par per share and issued 6,000,000 of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par per share and at a discount of $600 representing 100% of the total outstanding 6,000,000 shares of common stock.

James Cassidy and James McKillop, both former officers and directors of the Company, were involved with the Company prior to the change in control in November 2017 and may be considered promoters of the Company. Mr. Cassidy and Mr. McKillop each initially owned 10,000,000 shares of common stock of the Company for the services provided by them. Mr. Cassidy and Mr. McKillop have each contributed all of the shares of the common stock held by each of them for at a cost basis of par value per share.

As an initial shareholder and officer of the Company, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the corporate documents and preparation of the initial registration statement. Mr. Cassidy continues to provide legal services to the Company through its arrangement with Tiber Creek Corporation for assistance in preparation of certain of its filings required pursuant to the Securities Exchange Act of 1934. Mr. McKillop, through Tiber Creek Corporation, will provide services to the Company, if needed, in facilitating introductions and meetings with professionals in the brokerage and financial communities.

Item 14. Principal Accounting Fees and Services.

The Company has no activities except for independent audit and Delaware state fees.

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the year ended December 31, 2017.

2017
Audit Fees	$5,500

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in the period from May 17, 2017 (Inception) to December 31, 2017.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2017

Statement of Operations for the period from May 17, 2017(inception) to December 31, 2017

Statement of Cash Flows for the period from May 17, 2017(inception) to December 31, 2017

Statement of Changes in Stockholders’ Equity (Deficit) for the period from May 17, 2017(inception) to December 31, 2017

Notes to Financial Statements

(b)	Exhibits

3.1+	Certificate of Incorporation
3.2+	By-laws
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Previously filed on Form 10-12G on July 7, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Billion Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Billion Holding Inc. (the Company) as of December 31, 2017, and the related statement of operations, changes in stockholders’ equity, and cash flows for the period from May 17, 2017 (Inception) to December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from May 17, 2017 (Inception) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company's auditor since 2017
Los Angeles, California
March 28, 2018

BILLION HOLDING INC.

BALANCE SHEET

For the Period From May 17, 2017 (Inception) to December 31, 2017

ASSETS

Current Assets
Cash and cash equivalents	$-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$7,000
Total Liabilities	7,000

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2017	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding at December 31, 2017	2,000
Discount on common stock	-
Additional paid-in capital	312
Accumulated deficit	(9,312)
Total stockholders’ deficit	(7,000)
Total Liabilities and Stockholders’ Deficit	$-

The accompanying notes are an integral part of these financial statements.

BILLION HOLDING INC.

STATEMENT OF OPERATIONS

For the Period From May 17, 2017 (Inception) to December 31,
2017

Revenue	$-
Cost of Revenues	-
Gross Profit	-

Operating expenses	9,312

Loss before income taxes	(9,312)

Income Tax Expense	-

Net loss	$(9,312)

Loss per share - basic and diluted	$(0.00)

Weighted average shares-
basic and diluted	$20,000,000

The accompanying notes are an integral part of these financial statements.

BILLION HOLDING INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance May 17, 2017 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for service	20,000,000	2,000		-	-	2,000
Expenses paid by a shareholder and contributed as capital	-	-	0	312	-	312
Net loss	-	-	-	-	(9,312)	(9,312)

Balance December 31, 2017	0	$2,000	$0	$312	$(9,312)	$(7,000)

The accompanying notes are an integral part of these financial statements.

BILLION HOLDING INC.

STATEMENT OF CASH FLOWS

For the Period From May 17, 2017 (Inception) to December 31, 2017

OPERATING ACTIVITIES
Net loss	$(9,312)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	312
Common stock issued for services	2,000
Changes in Operating Assets and Liabilities:
Accrued liability	7,000
Net cash used in operating activities	-

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these financial statements.

BILLION HOLDING INC.

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Billion Holding Inc. (formerly Orchid Grove Acquisition Corporation) (“the Company”, “Billion”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On January 8, 2018, the Company changed of the Company’s name to Billion Holding Inc.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $0 as of December 31, 2017.

 BILLION HOLDING INC.

Notes to Financial Statements

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank account as of December 31, 2017. Cash on hand amounted to $0 as of December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017, there are no outstanding dilutive securities.

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

BILLION HOLDING INC.

Notes to Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

BILLION HOLDING INC.

Notes to Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

BILLION HOLDING INC.

Notes to Financial Statements

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its financial statements and related disclosures.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company expects that the adoption of this ASU would not have a material impact on its financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $9,312 during the period from May 17 (Inception) to December 31, 2017. The Company had a working capital deficit of $7,000 and an accumulated deficit of $9,312 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

BILLION HOLDING INC.

Notes to Financial Statements

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2017, the Company had accrued professional fees of $7,000.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of December 31, 2017. There were 20,000,000 shares of common stock outstanding as of December 31, 2017.

On May 17, 2017, the Company issued 20,000,000 founders common stock to two then directors and officers at par value per share for services provided to the Company. As of December 31, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

In February 2018, the Company implemented a change of control by redeeming 20,000,000 shares of total then 20,000,000 outstanding shares of existing shareholders, issuing 6,000,000 shares to two new shareholders pursuant to Section 4(a)(2) of the Securities Act of 1933 at par value per share and at a discount at $600 representing 100% of the total outstanding 6,000,000 shares of common stock, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Orchid Grove Acquisition Corporation to Billion Holding Inc.

Management has evaluated subsequent events through March 28, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILLION HOLDING INC.

By:	/s/ Ming Sang Chan
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on April 2, 2018.

By:	/s/ Ming Sang Chan
Title:	President (Principal Executive Officer)

By:	/s/ Ming Sang Chan
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ming Sang Chan
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ming Sang Chan	Director	April 2, 2018