Form 10-Q
period 2018-03-31
Billion Holding Inc.
filed 2018-05-15
CIK 1709774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 000-55812

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	1

Statement of Operations for the Three Months Ended March 31, 2018 (unaudited)	2

Statement of Cash Flows for the Three Months Ended March 31, 2018(unaudited)	3

Notes to Financial Statements (unaudited)	4-7

BILLION HOLDING INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Prepaid expense	$3,000	$-

Total Assets	$3,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$3,345	$7,000
Due to a related party	13,514	-
Total Liabilities	16,859	7,000

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,000,000 and 20,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	600	2,000
Discount on common stock	(600)	-
Additional paid-in capital	3,312	312
Accumulated deficit	(17,171)	(9,312)
Total stockholders' deficit	(13,859)	(7,000)
Total Liabilities and Stockholders' Deficit	$3,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2018

Revenue	$-
Cost of Revenues	-
Gross Profit	-

Operating expenses	7,859

Loss before income taxes	(7,859)

Income Tax Expense	-

Net loss	$(7,859)

Loss per share - basic and diluted	$(0.00)

Weighted average shares- basic and diluted	11,844,444

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2018

OPERATING ACTIVITIES
Net loss	$(7,859)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,000
Changes in Operating Assets and Liabilities:
Prepaid expense	(3,000)
Accrued liability	(3,655)
Net cash used in operating activities	(13,514)

FINANCING ACTIVITIES
Net proceeds from due to a related party	13,514
Net cash provided by financing activities	13,514

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-
Interest	$-

NON-CASH TRANSACTION:
Common stock issued to officer for no consideration	$600
Redemption of common shares in connection with change of control	$2,000

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

Notes to Unaudited Financial Statements

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

On January 8, 2018, the Company changed of the Company’s name to Billion Holding Inc.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

USE OF ESTIMATES

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $0 and $0 as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank account as of March 31, 2018 and December 31, 2017. Cash on hand amounted to $0 and $0 as of March 31, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $7,859 during the three months ended March 31, 2018. The Company had a working capital deficit of $13,859 and $7,000 as of March 31, 2018 and December 31, 2017, respectively and an accumulated deficit of $17,171 and $9,312 as of March 31, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - PREPAID EXPENSE

As of March 31, 2018 and December 31, 2017, the Company had prepaid expenses of $3,000 and $0, respectively. Prepaid expenses are prepaid professional fees.

NOTE 4 - ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued professional fees of $3,345 and $7,000, respectively.

NOTE 5 - DUE TO A RELATED PARTY

Due to a related party amounted to $13,514 and $0 as of March 31, 2018 and December 31, 2017 are fees paid on behalf of the Company by a shareholder who is an officer of the Company. The amount due to a related party is unsecured, non-interest bearing, and due on demand.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017. There were 6,000,000 and 20,000,000 shares of common stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

On May 17, 2017, the Company issued 20,000,000 founders common stock to two then directors and officers at par value per share for services provided to the Company.

In February 2018, the Company implemented a change of control by redeeming 20,000,000 shares of total then 20,000,000 outstanding shares of existing shareholders, issuing 6,000,000 shares to two new shareholders pursuant to Section 4(a)(2) of the Securities Act of 1933 at par value per share and at a discount at $600 representing 100% of the total outstanding 6,000,000 shares of common stock.

During the quarter ended March 31, 2018, $1,000 professional fee was paid by a prior shareholder as contribution of capital.

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 15, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from our forward-looking statements, see the section entitled “Cautionary Note Regarding Forward Looking Statements” above.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. This Annual Report should be read in its entirety and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Billion Holding Inc. was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

Since inception the Company’s operations to the date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

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

Results of Operations

As of March 31, 2018, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $7,859 for the three months ended March 31, 2018 and has an accumulated deficit of $17,171 and $9,312 as of March 31, 2018 and December 31, 2017, respectively.

Liquidity and Capital Resources

At March 31, 2018 and December 31, 2017, cash and cash equivalents were $0. Our working capital deficit increased by $6,859 to a deficit of $13,859 at March 31, 2018 from $7,000 at December 31, 2017.

The Company used $13,514 in operating activities for the three months ended March 31, 2018.

The Company received $13,514 from financing activities for the three months ended March 31, 2018. The money received were fees paid by a shareholder on behalf of the Company for operating expenses purposes for the three months ended March 31, 2018. The payable is interest free, with no collateral, and due on demand.

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

8

USE OF ESTIMATES

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $0 and $0 as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank account as of March 31, 2018 and December 31, 2017. Cash on hand amounted to $0 and $0 as of March 31, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

9

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

SUBSEQUENT EVENT

None

10

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since May 17, 2017 (Inception), the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

Name	Number of Shares
James Cassidy	10,000,000	*
James McKillop	10,000,000	*
Ming Sang Chan	5,000,000
Zilin Wang	1,000,000

* On February 7, 2018, the Company cancelled an aggregate of 20,000,000 of the then 20,000,000 shares of outstanding stock valued at par per share and issued 6,000,000 of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par per share and at a discount of $600 representing 100% of the total outstanding 6,000,000 shares of common stock.

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

Dated: May 15, 2018