Form 10-Q
period 2018-06-30
Billion Holding Inc.
filed 2018-08-14
CIK 1709774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

310-888-1870

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

Statement of Operations for the three and six months Ended June 30, 2018 and for the period from May 17, 2017 (Inception) to June 30, 2017 (unaudited)	2

Statement of Cash Flows for the six months Ended June 30, 2018 and for the period from May 17, 2017 (Inception) to June 30, 2017(unaudited)	3

Notes to Financial Statements (unaudited)	4-7

BILLION HOLDING INC.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,678	$-
Prepaid expense	1,500	-

Total Assets	$5,178	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$6,095	$7,000
Due to related parties	19,346	-

Total Liabilities	25,441	7,000

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,000,000 and 20,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	600	2,000
Discount on common stock	-	-
Additional paid-in capital	3,312	312
Accumulated deficit	(24,175)	(9,312)
Total stockholders’ deficit	(20,263)	(7,000)
Total Liabilities and Stockholders’ Deficit	$5,178	$-

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended June 30,	For the six months ended June 30,	For the period from May 17, 2017 (Inception) to June 30,
	2018	2018	2017

Revenue	$-	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-	-

Operating expenses	7,004	14,863	3,312

Loss before income taxes	(7,004)	(14,863)	(3,312)

Income Tax Expense	-	-	-

Net loss	$(7,004)	$(14,863)	$(3,312)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	6,000,000	8,906,077	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2018	For the period from May 17, 2017 (Inception) to June 30, 2017

OPERATING ACTIVITIES
Net loss	$(14,863)	$(3,312)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid as contributed capital	1,000	312
Common Stock issued for services	-	2,000
Changes in Operating Assets and Liabilities:
Prepaid expense	(1,500)	-
Accrued liability	(905)	1,000
Net cash used in operating activities	(16,268)	-

FINANCING ACTIVITIES
Net proceeds from due to related parties	19,346	-
Proceeds from issuance of common stock	600	-
Net cash provided by financing activities	19,946	-

Net increase in cash	3,678	-

Cash, beginning of period	-	-

Cash, end of period	$3,678	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH TRANSACTION:
Common stock issued to officer for no consideration	$600	$2,000
Redemption of common shares in connection with change of control	$2,000	$-

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

On January 8, 2018, the Company changed of the Company’s name to Billion Holding Inc.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $3,678and $0 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash in bank in Hongkong where the standard deposit insurance coverage limit is approximately $63,000 (500,000 HKD) per bank account. The Company’s bank balance did not exceed the insured amounts as of June 30, 2018 and December 31, 2017, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company has bank account as of June 30, 2018  and has no December 31, 2017. Cash on hand amounted to $3,678 and $0 as of June 30, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $14,863 during the six months ended June 30, 2018. The Company had a working capital deficit of $20,263 and $7,000 as of June 30, 2018 and December 31, 2017, respectively and an accumulated deficit of $24,175 and $9,312 as of June 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - PREPAID EXPENSE

As of June 30, 2018 and December 31, 2017, the Company had prepaid expenses of $1,500 and $0, respectively. Prepaid expenses are prepaid professional fees.

NOTE 4 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $6,095 and $7,000, respectively.

NOTE 5 - DUE TO RELATED PARTIES

Due to related parties amounted to $19,346 and $0 as of June 30, 2018 and December 31, 2017 are operating expenses paid on behalf of the Company by a shareholder who is an officer of the Company. The amount due to a related party is unsecured, non-interest bearing, and due on demand.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017. There were 6,000,000 and 20,000,000 shares of common stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

On May 17, 2017, the Company issued 20,000,000 founders common stock to two then directors and officers at par value per share for services provided to the Company.

In February 2018, the Company implemented a change of control by redeeming 20,000,000 shares of total then 20,000,000 outstanding shares of existing shareholders, issuing 6,000,000 shares to two new shareholders, Mr. Ziling Wang and Mr. Ming Sang Chan, pursuant to Section 4(a)(2) of the Securities Act of 1933 at par value per share and at a discount at $600 representing 100% of the total outstanding 6,000,000 shares of common stock.

During the quarter ended March 31, 2018, $1,000 professional fee was paid by a prior shareholder as contribution of capital.

In June 2018, the Company and Mr. Zilin Wang signed an amendment to their original share purchase agreement. The amended agreement revised the purchase price of Mr. Wang’s shares from $0 to $100. The $100 was received in June 2018. In June 2018, the Company and Mr. Ming Sang Chan signed an amendment to their original share purchase agreement. The amended agreement revised the purchase price of Mr. Wang’s shares from $0 to $500. The $500 was received in June 2018.  Total $600 was booked as share issuance for cash.

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 14, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018  have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of June 30, 2018, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $7,004 and $14,863 for the three and six months ended June 30, 2018, respectively and has an accumulated deficit of $24,175 as of June 30, 2018. The Company had sustained net loss of $3,312 for the period from May 17, 2017 (Inception) to June 30, 2017 and has an accumulated deficit of $9,312 as of December 31, 2017.

Liquidity and Capital Resources

At June 30, 2018 and December 31, 2017, cash and cash equivalents were $3,678. Our working capital deficit increased by $13,263 to a deficit of $20,263 at June 30, 2018 from $7,000 at December 31, 2017.

The Company used $16,268 and $0 in operating activities for the six months ended June 30, 2018 and for the period from May 17, 2017 (Inception) to June 30, 2017.

The Company received $19,946 and 0 from financing activities for the six months ended June 30, 2018 and for the period from May 17, 2017 (Inception) to June 30, 2017, respectively. For the six months ended June 30, 2018, the Company received $19,346 were operating expenses paid by a shareholder on behalf of the Company for operating expenses purposes for the six months ended June 30, 2018. The payable is interest free, with no collateral, and due on demand. For the six months ended June 30, 2018, the Company received $600 for share issuance. In June 2018, the Company and Mr. Zilin Wang signed an amendment to their original share purchase agreement. The amended agreement revised the purchase price of Mr. Wang’s shares from $0 to $100. The $100 was received in June 2018. In June 2018, the Company and Mr. Ming Sang Chan signed an amendment to their original share purchase agreement. The amended agreement revised the purchase price of Mr. Wang’s shares from $0 to $500. The $500 was received in June 2018. Total $600 was booked as share issuance for cash.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $3,678 and $0 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank account as of June 30, 2018 and December 31, 2017. Cash on hand amounted to $0 and $0 as of June 30, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

SUBSEQUENT EVENT

None

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the Company’s current officers and directors, were the officers and directors have received subpoenas for documents in regard to a formal investigation by the Securities and Exchange Commission requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since May 17, 2017 (Inception), the Company has issued common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

On May 17, 2017, the Company issued 20,000,000 founders common stock to two then directors and officers at par value per share for services provided to the Company.

In February 2018, the Company implemented a change of control by redeeming 20,000,000 shares of total then 20,000,000 outstanding shares of existing shareholders, issuing 6,000,000 shares to two new shareholders, Mr. Ziling Wang and Mr. Ming Sang Chan, pursuant to Section 4(a)(2) of the Securities Act of 1933 at par value per share and at a discount at $600 representing 100% of the total outstanding 6,000,000 shares of common stock .

In June 2018, the Company and Mr. Zilin Wang signed amendment to their original share purchase agreement. The amended agreement revised the purchase price of Mr. Wang’s shares from $0 to $100. The $100 was received in June 2018.

In June 2018, the Company and Mr. Ming Sang Chan signed amendment to their original share purchase agreement. The amended agreement revised the purchase price of Mr. Wang’s shares from $0 to $500. The $500 was received in June 2018.

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

Dated: August 14, 2018

