Form 10-Q
period 2018-09-30
Billion Holding Inc.
filed 2018-11-14
CIK 1709774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common Stock, par value $0.0001	6,000,000

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

Condensed Statement of Operations for the three and nine months Ended September 30, 2018 and for the period from May 17, 2017 (Inception) to September 30, 2017 (unaudited)	4

Condensed Statement of Cash Flows for the nine months Ended September 30, 2018 and for the period from May 17, 2017 (Inception) to September 30, 2017(unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6-9

BILLION HOLDING INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$642	$-

Total Assets	$642	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$6,095	$7,000
Due to related parties	20,767	-

Total Liabilities	29,612	7,000

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at September 30 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 6,000,000 and 20,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	600	2,000
Discount on common stock	-	-
Additional paid-in capital	3,312	312
Accumulated deficit	(32,882)	(9,312)
Total stockholders’ deficit	(28,970)	(7,000)
Total Liabilities and Stockholders’ Deficit	$642	$-

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended September 30,	For the nine months ended September 30,	For the period from May 17, 2017 (Inception) to September 30, 2017
	2018	2018	2017

Revenue	$-	$-	$-
Cost of Revenues	-	-	-
Gross Profit	-	-	-

Operating expenses	8,656	23,519	3,562

Loss before income taxes	(8,656)	(23,519)	(3,562)

Other income (expense)
Bank charges	51	51	-
Other income (expense)	51	51	-

Income Tax Expense	-	-	-

Net loss	$(8,707)	$(23,570)	$(3,562)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	6,000,000	7,926,740	$20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2018	For the period from May 17, 2017 (Inception) to September 30, 2017

OPERATING ACTIVITIES
Net loss	$(23,570)	$(3,562)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid as contributed capital	1,000	312
Common Stock issued for services	-	2,000
Changes in Operating Assets and Liabilities:
Accrued liability	(905)	1,250
Net cash used in operating activities	(20,725)	-

FINANCING ACTIVITIES
Net proceeds from due to related parties	20,767	-
Proceeds from issuance of common stock	600	-
Net cash provided by financing activities	21,367	-

Net increase in cash	642	$-

Cash, beginning of period	-	-

Cash, end of period	$642	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH TRANSACTION:
Common stock issued to officer for no consideration	$600	$2,000
Redemption of common shares in connection with change of control	$2,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

BILLION HOLDING INC.

Notes to Unaudited Condensed Financial Statements

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $642 and $0 as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash in bank in Hongkong where the standard deposit insurance coverage limit is approximately $63,000 (500,000 HKD) per bank account. The Company’s bank balance did not exceed the insured amounts as of September 30, 2018 and December 31, 2017, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company has bank account as of September 30, 2018 and has no bank account as of December 31, 2017. Cash on hand amounted to $642 and $0 as of September 30, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $23,570 during the nine months ended September 30, 2018. The Company had a working capital deficit of $28,970 and $7,000 as of September 30, 2018 and December 31, 2017, respectively and an accumulated deficit of $32,882 and $9,312 as of September 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, the Company had accrued professional fees of $6,095 and $7,000, respectively.

NOTE 4 - DUE TO RELATED PARTIES

Due to related parties amounted to $20,767 and $0 as of September 30, 2018 and December 31, 2017 are operating expenses paid on behalf of the Company by a shareholder who is an officer of the Company. The amount due to a related party is unsecured, non-interest bearing, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There is no preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017. There were 6,000,000 and 20,000,000 shares of common stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 14, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

As of September 30, 2018, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $8,707 and $23,570 for the three and nine months ended September 30, 2018, respectively and has an accumulated deficit of $32,882 as of September 30, 2018. The Company had sustained net loss of $3,562 for the period from May 17, 2017 (Inception) to September 30, 2017 and has an accumulated deficit of $9,312 as of December 31, 2017.

Liquidity and Capital Resources

At September 30, 2018 and December 31, 2017, cash and cash equivalents were $642. Our working capital deficit increased by $21,970 to a deficit of $28,970 at September 30, 2018 from a deficit of $7,000 at December 31, 2017.

The Company used $20,725 and $0 in operating activities for the nine months ended September 30, 2018 and for the period from May 17, 2017 (Inception) to September 30, 2017.

The Company received $21,367 and 0 from financing activities for the nine months ended September 30, 2018 and for the period from May 17, 2017 (Inception) to September 30, 2017, respectively. The Company received $20,767 from a related party to pay for operating expenses. The Company raised $600 for share issuance for cash.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $642 and $0 as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash in bank in Hongkong where the standard deposit insurance coverage limit is approximately $63,000 (500,000 HKD) per bank account. The Company’s bank balance did not exceed the insured amounts as of September 30, 2018 and December 31, 2017, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company has bank account as of September 30, 2018 and has no bank account as of December 31, 2017. Cash on hand amounted to $642 and $0 as of September 30, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

PART II — OTHER INFORMATION

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

In February 2018, the Company implemented a change of control by redeeming 20,000,000 shares of total then 20,000,000 outstanding shares of existing shareholders, issuing 6,000,000 shares to two new shareholders, Mr. Zilin Wang and Mr. Ming Sang Chan, pursuant to Section 4(a)(2) of the Securities Act of 1933 at par value per share and at a discount at $600 representing 100% of the total outstanding 6,000,000 shares of common stock.

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

Dated: November 14, 2018

